Form 10-K
period 1998-12-31
WMC SECURED ASSETS CORP
filed 1999-03-15
CIK 1050368

SECURITIES AND EXCHANGE COMMISSION
                                  Washington, D.C.  20549

                                              FORM 10-K



                            Pursuant to Section 13 or 15(d) of the
                                Securities Exchange Act of 1934


(Mark One)
[ x     ] Annual Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934
For the fiscal year ended DECEMBER 31, 1998

____________________________ or

[    ] Transition Report Pursuant to Section 13 or 15d of the Securities
          Exchange Act of 1934
For the transition period from _____________  to ________

Commission file Number 333-59687

        WMC Secured Assets Corp.
(Exact name of registrant as specified in its charter)

         United States                           95-4683489
(State or other jurisdiction                  (I.R.S. Employer
of incorporation or organization)              Identification No.)

6320 Canoga Avenue
Woodland Hills, California                                      91367

(Address of Principal Executive Offices)                         (Zip Code)

Registrant's telephone number, including area code:             (818) 592-2610

        Securities registered pursuant to Section 12(b) of the Act
              NONE
        Securities registered pursuant to Section 12(g) of the Act

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
        x  Yes              No


                                             PART I

Item 2.  Properties
        Not applicable on reliance of Relief Letters

Item 3. Legal Proceedings
           There were no legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders
           There were no matters submitted to a vote of the Security Holders.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder matters


        The following were Noteholders and Certificateholders of record as of the end of the reporting year.
        WMC Mortgage Loan Pass-Through Certificates:
        Series 1998-B Class A-1               Cede & Co.
        Series 1998-B Class A-2               Cede & Co.
        Series 1998-B Class M-1               Cede & Co.
        Series 1998-B Class M-2               Cede & Co.
        Series 1998-B Class B                 Cede & Co.
        Series 1998-B Class C                 Cede & Co.
        Series 1998-B Class AIO               Cede & Co.
        There is no established public trading market for the notes.

Item 9. Changes in and Disagreements with Accountants on Accounting and
Financial Disclosures:       Information required by Item 304 of Reg. S-K.

       There were no changes in and/or disagreements with Accountants on Accounting and Financial Disclosures.

                                    PART IV

Item 12.  Security Ownership of Certain Beneficial Owners and Management
        The Notes are represented by one or more notes registered in the name of of Cede & Co., the nominee of The Depository Trust Company. An investor holding Notes is not entitled to receive a certificate representing such Note, except in limited circumstances. Accordingly, Cede & Co. is the sole holder of Notes, which it holds on behalf of brokers, dealers, banks and other participants in the DTC system. Such participants may hold Notes for their own accounts or for the accounts of their customers.
        The address of Cede & Co. is:
        Cede & Co.
        c/o The Depository Trust Company
        Seven Hanover Square
        New York, New York 10004

Item 13.  Certain Relationships and Related Transactions.
        There has not been, and there is not currently proposed, any transactions or series or transactions, to which any of the Trust, the Registrant, the Trustee or the Servicer is a party with any Noteholder who, to the knowledge of the Registrant and Servicer, owns of record or beneficially more than five percent of the Notes.


Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

        (a) 1.  Not Applicable
              2.  Not Applicable
              3.  Exhibits
                   99.1  Annual Summary Statement
                   99.2  Annual Statement as to Compliance.
                   99.3  Annual Independent Public
                            Accountant's Servicing Report.

        (b)   Reports on Form 8-K
        The Registrant has filed Current Reports on Form 8-K with the Securities and Exchange Commision dated
        October 20, 1998, November 20, 1998 and
        December 21, 1998


        (c)    See (a) 3 above

        (d)    Not Applicable



                            SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


WMC Secured Assets Corp. WMC Mortgage Loan Pass-Through Certificates

        /s/  Richard Tarnas, Vice President
             Vice President
             The First National Bank of Chicago

Date          March 10, 1999


                            EXHIBIT INDEX

        Exhibit Number      Description
                 99.1       Annual Summary Statement
                 99.2       Annual Statement of Compliance
                 99.3       Report of Independent Accountants




       EXHIBIT 99.1 -- Summary of Aggregate Amounts or End of Year Amounts for the period ending December 31, 1998

        WMC Mortgage Loan Pass-Through Certificates 1998-B
              Summary of Aggregate Amounts or End of Year Amounts

        Pool Balance                           $ 778,982,164.49
        Principal           Collections        $  21,017,835.51
        Interest            Collections        $  26,291,274.94
        Servicer            Fees               $   1,341,446.58
        Trustee             Fees               $            -






                            Number            Balance
        30-59 days delinquen               139 $  12,613,831.99
        60-89 days delinquen                16 $   1,277,507.37
        90+ days delinquent                  0 $            -
        Foreclosures                       464 $  42,974,003.99
        Newly Commenced LIF                339 $  31,855,403.65
        Loans in Bankruptcy                 21 $   2,024,259.78
        REO's                                0 $            -

        Certificate         Balance           Interest          Principal

        Class A-1            $ 379,616,854.16  $   6,414,874.57  $20,383,145.84
        Class A-2            $ 232,000,000.00  $   3,875,897.82  $          -
        Class M-1            $  64,000,000.00  $   1,092,253.18  $          -
        Class M-2            $  56,000,000.00  $   1,007,801.54  $          -
        Class B              $  48,000,000.00  $     957,429.89  $          -
        Class C              $ 779,616,854.16  $            -    $20,383,145.84
        Class AIO            $  80,000,000.00  $   1,100,000.01  $          -

       EXHIBIT 99.2 -- Servicer's Annual Statement of Compliance
        To be supplied upon receipt by the Trustee

       EXHIBIT 99.3 -- Report of Independent Auditors
        To be supplied upon receipt by the Trustee