Form 10-K/A
period 1998-12-31
WMC SECURED ASSETS CORP
filed 1999-03-29
CIK 1050368

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

______________________ or

[    ] Transition Report Pursuant to Section 13 or 15d of the Securities
       Exchange Act of 1934
For the transition period from _____________  to ________

Commission file Number 333-41173

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of
1934 during the preceding 12 months (or for such shorter period that the ``` registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     x  Yes           No


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

     The following were Noteholders and Certificateholders of record as of the end of the reporting year.
     WMC Mortgage Loan Pass-Through Certificates:
     Series 1998-A Class A             Cede & Co.
     Series 1998-A Class M-1           Cede & Co.
     Series 1998-A Class M-2           Cede & Co.
     Series 1998-A Class B             Cede & Co.
     Series 1998-A Class C             Cede & Co.
     There is no established public trading market for the notes.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures: Information required by Item 304 of Reg. S-K.

       There were no changes in and/or disagreements with Accountants on Accounting and Financial Disclosures.

                                    PART IV

Item 12. Security Ownership of Certain Beneficial Owners and Management The Notes are represented by one or more notes registered in the name of Cede & Co., the nominee of The Depository Trust Company.
     An investor holding Notes is not entitled to receive a certificate representing such Note, except in limited circumstances. Accordingly, Cede & Co. is the sole holder of Notes, which it holds on behalf of brokers, dealers, banks and other participants in the DTC system. Such participants may hold Notes for their own accounts or for the accounts of their customers.
     The address of Cede & Co. is:
     Cede & Co.
     c/o The Depository Trust Company
     Seven Hanover Square
     New York, New York 10004
Item 13.  Certain Relationships and Related Transactions.






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

     (b)   Reports on Form 8-K
     The Registrant has filed Current Reports on Form 8-K with the Securities and Exchange Commision dated
     July 20, 1998; August 20, 1998; September 21, 1998;
      October 20, 1998, November 20, 1998 and
     December 21, 1998

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

     /s/  Richard Tarnas, Vice President
          Vice President
          The First National Bank of Chicago

Date March 10, 1999


                      EXHIBIT INDEX

     Exhibit Number   Description
              99.1    Annual Summary Statement
              99.2    Annual Statement of Compliance
              99.3    Report of Independent Accountants




       EXHIBIT 99.1 -- Summary of Aggregate Amounts or End of Year Amounts for the period ending December 31, 1998

     WMC Mortgage Loan Pass-Through Certificates 1998-A






              Summary of Aggregate Amounts or End of Year Amounts

     Pool Balance                      $744,992,408.44
     Principal        Collections       $54,992,691.57
     Interest         Collections       $45,420,589.73
     Servicer         Fees               $2,276,687.18
     Trustee          Fees                  $34,149.96


                      Number           Balance
     30-59 days delinq             126  $12,280,471.70
     60-89 days delinq               8     $768,519.97
     90+ days delinque               6     $645,872.79
     Foreclosures                  711  $67,510,419.53
     Newly Commenced L             300  $27,966,562.28
     Loans in Bankrupt              58   $5,622,421.85
     REO's                          19   $1,206,858.32

     Certificate      Balance          Interest        Principal

     Class A           $569,368,420.60  $18,957,928.33 $54,631,579.40
     Class M-1          $72,000,000.00   $2,350,465.72          $0.00
     Class M-2          $56,000,000.00   $1,893,146.66          $0.00
     Class B            $44,000,000.00   $1,638,270.16          $0.00
     Class C             $4,000,000.00           $0.00          $0.00



     To be supplied upon receipt by the Trustee


     To be supplied upon receipt by the Trustee


       EXHIBIT 99.3 -- Report of Independent Auditors