Form 10-K
period 1999-12-31
WMC SECURED ASSETS CORP
filed 2000-03-31
CIK 1050368

SECURITIES AND EXCHANGE COMMISSION
                                   Washington, D.C.  20549

                                         FORM 10-K



                             Pursuant to Section 13 or 15(d) of the
                                 Securities Exchange Act of 1934


(Mark One)
[ x     ] Annual Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934
For the fiscal year ended DECEMBER 31,1999

_____________________________ or

[    ] Transition Report Pursuant to Section 13 or 15d of the Securities
          Exchange Act of 1934
For the transition period from _____________  to ________

Commission file Number 333-41173

        WMC Secured Assets Corp
(Exact name of registrant as specified in its charter)

        United States                    95-4683489
(State or other jurisdiction             (I.R.S. Employer
of incorporation or organization)         Identification No.)

6320 Canoga Avenu
Woodland Hills, CA                                            91367

(Address of Principal Executive Offices)               (Zip Code)

Registrant's telephone number, including area code:   (818) 592-2610

        Securities registered pursuant to Section 12(b) of the Act
              NONE
        Securities registered pursuant to Section 12(g) of the Act

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
        x  Yes               No *


                                              PART I

Item 2.  Properties
        Not applicable on reliance of Relief Letters

Item 3. Legal Proceedings
           There were no legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders
           There were no matters submitted to a vote of the Security Holders.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder matters There were under 300 participants in the DTC system holding positions in the Cede certificates.
        The following were Noteholders and Certificateholders of record as of the end of the reporting year.
        WMC Mortgage Loan Pass - Through Certificates
        Series 1998-A Class A            Cede & Co.
        Series 1998-A Class M-1          Cede & Co.
        Series 1998-A Class M-2          Cede & Co.
        Series 1998-A Class B            Cede & Co.
        Series 1998-A Class C            Bear Stearns Securites Corp.

        Bear Stearns Securities Corp.
        P.O. Box 596
        Bowling Green Station
        New York, NY   10274








        There is no established public trading market for the notes.

Item 9. Changes in and Disagreements with Accountants on Accounting and
Financial Disclosures:        Information required by Item 304 of Reg. S-K.

       There were no changes in and/or disagreements with Accountants on Accounting and Financial Disclosures.

                                    PART IV

Item 12.  Security Ownership of Certain Beneficial Owners and Management
        The Notes are represented by one or more notes registered in the name of of Cede & Co., the nominee of The Depository Trust Company. An investor holding Notes is not entitled to receive a certificate representing such Note, except in limited circumstances. Accordingly, Cede & Co. is the sole holder of Notes, which it holds on behalf of brokers, dealers, banks and other participants in the DTC system. Such participants may hold Notes for their own accounts or for the accounts of their customers.
        The address of Cede & Co. is:
        Cede & Co.
        c/o The Depository Trust Company
        55 Water Street
        New York, New York 10041

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

        (b)   Reports on Form 8-K
        The Registrant has filed Current Reports on Form 8-K with the Securities and Exchange Commision dated
        January 20, 1999, February 22, 1999, March 22, 1999, April 20, 1999,
        June 21, 1999, July 20, 1999, August 20, 1999, May20, 1999
        September 20, 1999, October 20, 1999, November 22, 1999,
        December 20, 1999

        (c)    See (a) 3 above

        (d)    Not Applicable



                             SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WMC Secured Assets Corp.
WMC Mortgage Loan Trust 1998-A

        /s/  Richard Tarnas, Vice President
        Bank One



Date    3/28/2000


                             EXHIBIT INDEX

        Exhibit Number       Description
                 99.1        Annual Summary Statement
                 99.2        Annual Statement of Compliance
                 99.3        Report of Independent Accountants




       EXHIBIT 99.1 -- Summary of Aggregate Amounts or End of Year Amounts for the period ending December 31, 1999

        WMC Secured Assets Corp.
        WMC Mortgage Loan Trust 1998-A
              Summary of Aggregate Amounts or End of Year Amounts

        Pool Balance                     520,597,474.64
        Principal            Collections 221,504,977.04
        Realized Loss                     2,889,956.76
        Interest             Collections 65,999,686.10
        Servicer             Fees         3,339,738.51
        Trustee              Fees            50,096.00





                             Number      Stated Principal Bal
        30-59 days deliquent   155        15,570,393.03
        60-89 days deliquent    10           920,017.32
        90+ days deliquent       4           252,776.70
        Foreclosures           718        68,370,995.19
        Bankruptcies           350        32,892,373.84
        REO Properties         254        20,428,435.71
        Newly Commenced LIF:    92         9,579,960.10

        Certificate          Balance     Interest     Principal

        Class A          335,225,279.01  25,256,202.00   234,143,141.59
        Class M-1         72,000,000.00   4,073,502.60         0.00
        Class M-2         56,000,000.00   3,287,186.46         0.00
        Class B           44,000,000.00   2,858,620.48         0.00
        Class C            4,000,000.00  12,463,435.58         0.00






       EXHIBIT 99.2 -- Servicer's Annual Statement of Compliance
        To be supplied upon receipt by the Trustee

       EXHIBIT 99.3 -- Report of Independent Auditors
        To be supplied upon receipt by the Trustee